Form 10-K
period 2016-12-31
Ford Credit Auto Lease Trust 2015-A
filed 2017-03-24
CIK 1640201

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  December 31, 2016

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes  ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes  ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes  ☐ No

Indicate by check mark whether registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or-non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐

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

Item 1122 of Regulation AB.  Compliance with Applicable Servicing Criteria.

Each of Ford Motor Credit Company LLC (“Ford Credit”) and The Bank of New York Mellon (“BNYM”) (each, a “Servicing Participant”) has been identified by the registrant as a party participating in the servicing function during the reporting period with respect to the pool assets held by Ford Credit Auto Lease Trust 2015-A (the “Trust”).  Each of the Servicing Participants has completed a report on an assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a “Report on Assessment”) as of December 31, 2016 and for the period from January 1, 2016 through December 31, 2016, which Reports on Assessment are attached as exhibits to this Form 10-K. In addition, each of the Servicing Participants has provided an attestation report (each, an “Attestation Report”) by a registered independent public accounting firm regarding its related Report on Assessment, which Attestation Reports are attached as exhibits to this Form 10-K.  None of the Reports on Assessment or the related Attestation Reports has identified any material instances of noncompliance with the servicing criteria described in the related Report on Assessment as being applicable to such Servicing Participant.

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

4.1

Indenture, dated as of April 1, 2015, between the Trust and BNYM, as indenture trustee (included in Exhibit 4.1 to the Trust’s Form 8-K filed under Commission File No. 333-196801-03, as filed with the Commission on April 29, 2015, which is incorporated herein by reference).

4.2

Amended and Restated Trust Agreement, dated as of April 1, 2015 between FCAL Two and U.S. Bank Trust National Association (“US Bank”), as owner trustee (included in Exhibit 4.2 to the Trust’s Form 8-K filed under Commission File No. 333-196801-03, as filed with the Commission on April 29, 2015, which is incorporated herein by reference).

4.3

Second Amended and Restated Credit and Security Agreement, dated as of December 1, 2015, among CAB East LLC and CAB West LLC (together, the “Titling Companies”), US Bank, HTD Leasing LLC, (“HTD”) and Ford Credit (included in Exhibit 4.2 to the Registration Statement No. 333-208514, as filed with the Commission on February 17, 2016, which is incorporated herein by reference).

4.4

2015-A Exchange Note Supplement, dated as of April 1, 2015, to the Amended and Restated Credit and Security Agreement dated as of December 1, 2006, among the Titling Companies, US Bank, HTD and Ford Credit, (included in Exhibit 4.4 to the Trust’s Form 8-K filed under Commission File No. 333-196801-03, as filed with the Commission on April 29, 2015, which is incorporated herein by reference).

10.1

First-Tier Sale Agreement between Ford Credit and FCAL Two, dated as of April 1, 2015 (included in Exhibit 10.2 to the Trust’s Form 8-K filed under Commission File No. 333-196801-03, as filed with the Commission on April 29, 2015, which is incorporated herein by reference).

10.2

Second-Tier Sale Agreement between FCAL Two and the Trust dated as of March 1, 2014 (included in Exhibit 10.3 to the Trust’s Form 8-K filed under Commission File No. 333-196801-03, as filed with the Commission on April 29, 2015, which is incorporated herein by reference).

10.3

Second Amended and Restated Servicing Agreement dated as of December 1, 2015 among the Titling Companies, Ford Credit and HTD (included in Exhibit 10.4 to the Registration Statement No. 333-208514, as filed with the Commission on February 17, 2016, which is incorporated herein by reference.

10.4

Servicing Supplement, dated as of April 1, 2015, to Amended and Restated Servicing Agreement dated as of December 1, 2006 among Ford Credit, CAB East Holdings, LLC, CAB West Holdings Corporation, FCALM Holdings Corporation and HTD (included in Exhibit 10.5 to the Trust’s Form 8-K filed under Commission File No. 333-196801-03, as filed with the Commission on April 29, 2015, which is incorporated herein by reference.

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

99.1

Administration Agreement, dated as of April 1, 2015, among the Trust, Ford Credit, and BNYM (included in Exhibit 99.1 to the Trust’s Form 8-K filed under Commission File No. 333-196801-03, as filed with the Commission April 29, 2015, which is incorporated herein by reference).

99.2

Second Amended and Restated Administration Agreement, dated as of December 1, 2015, among Ford Credit, HTD, and US Bank (included in Exhibit 10.6 to the Registration Statement No. 333-208514, as filed with the Commission on February 17, 2016, which is incorporated herein by reference).

99.3

Account Control Agreement, dated as of April 1, 2015, between BNYM and the Trust (included in Exhibit 99.4 to the Trust’s Form 8-K filed under Commission File No. 333-196801-03, as filed with the Commission on April 29, 2015, which is incorporated herein by reference).

99.4

Titling Company Account Control Agreement, dated as of April 1, 2015, between BNYM and the Titling Companies (included in Exhibit 99.5 to the Trust’s Form 8-K filed under Commission File No. 333-196801-03, as filed with the Commission on April 29, 2015, which is incorporated herein by reference).

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

Dated: March 24, 2017

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

4.1

Indenture, dated as of April 1, 2015, between the Trust and BNYM, as indenture trustee (included in Exhibit 4.1 to the Trust’s Form 8-K filed under Commission File No. 333-196801-03, as filed with the Commission on April 29, 2015, which is incorporated herein by reference).

4.2

Amended and Restated Trust Agreement, dated as of April 1, 2015 between FCAL Two and US Bank, as owner trustee (included in Exhibit 4.2 to the Trust’s Form 8-K filed under Commission File No. 333-196801-03, as filed with the Commission on April 29, 2015, which is incorporated herein by reference).

4.3

Second Amended and Restated Credit and Security Agreement, dated as of December 1, 2015, among the Titling Companies, US Bank, HTD and Ford Credit (included in Exhibit 4.2 to the Registration Statement No. 333-208514, as filed with the Commission on February 17, 2016, which is incorporated herein by reference).

4.4

2015-A Exchange Note Supplement, dated as of April 1, 2015, to the Amended and Restated Credit and Security Agreement dated as of December 1, 2006, among the Titling Companies, US Bank, HTD and Ford Credit, (included in Exhibit 4.4 to the Trust’s Form 8-K filed under Commission File No. 333-196801-03, as filed with the Commission on April 29, 2015, which is incorporated herein by reference).

10.1

First-Tier Sale Agreement between Ford Credit and FCAL Two, dated as of April 1, 2015 (included in Exhibit 10.2 to the Trust’s Form 8-K filed under Commission File No. 333-196801-03, as filed with the Commission on April 29, 2015, which is incorporated herein by reference).

10.2

Second-Tier Sale Agreement between FCAL Two and the Trust dated as of March 1, 2014 (included in Exhibit 10.3 to the Trust’s Form 8-K filed under Commission File No. 333-196801-03, as filed with the Commission on April 29, 2015, which is incorporated herein by reference).

10.3

Second Amended and Restated Servicing Agreement dated as of December 1, 2015 among the Titling Companies, Ford Credit and HTD (included in Exhibit 10.4 to the Registration Statement No. 333-208514, as filed with the Commission on February 17, 2016, which is incorporated herein by reference.

10.4

Servicing Supplement, dated as of April 1, 2015, to Amended and Restated Servicing Agreement dated as of December 1, 2006 among Ford Credit, CAB East Holdings, LLC, CAB West Holdings Corporation, FCALM Holdings Corporation and HTD (included in Exhibit 10.5 to the Trust’s Form 8-K filed under Commission File No. 333-196801-03, as filed with the Commission on April 29, 2015, which is incorporated herein by reference.

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

99.1

Administration Agreement, dated as of April 1, 2015, among the Trust, Ford Credit, and BNYM (included in Exhibit 99.1 to the Trust’s Form 8-K filed under Commission File No. 333-196801-03, as filed with the Commission April 29, 2015, which is incorporated herein by reference).

99.2

Second Amended and Restated Administration Agreement, dated as of December 1, 2015, among Ford Credit, HTD, and US Bank (included in Exhibit 10.6 to the Registration Statement No. 333-208514, as filed with the Commission on February 17, 2016, which is incorporated herein by reference).

99.3

Account Control Agreement, dated as of April 1, 2015, between BNYM and the Trust (included in Exhibit 99.4 to the Trust’s Form 8-K filed under Commission File No. 333-196801-03, as filed with the Commission on April 29, 2015, which is incorporated herein by reference).

99.4

Titling Company Account Control Agreement, dated as of April 1, 2015, between BNYM and the Titling Companies (included in Exhibit 99.5 to the Trust’s Form 8-K filed under Commission File No. 333-196801-03, as filed with the Commission on April 29, 2015, which is incorporated herein by reference).